Form 10-K/A
period 2001-12-31
BEAR STEARNS ARM TRUST MORTGAGE PASS THROUGH CERT SER 2000 2
filed 2002-12-20
CIK 1128900

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 26, 2002 on behalf of Bear Stearns ARM Trust Mortgage Pass-Through Certificates, Series 2000-2 established pursuant to the Pooling and Servicing Agreement among Structured Asset Mortgage Investments Inc. as Seller, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which
  Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2000-2 registered under the Securities Act of 1933 (the "Certificates") were issued.




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

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bear Stearns ARM Trust
    Mortgage Pass-Through Certificates
    Series 2000-2
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   Christine A. Tincher, Vice President

  By: /s/  Christine A. Tincher

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Christine A. Tincher, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns ARM Trust Mortgage Pass-Through Certificates Series 2000-2.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Christine A. Tincher
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) First Republic Bank, as Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) First Republic Bank, as Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.



EX 99.1 (a)

KPMG (logo)

Three Embarcadero Center
San Francisco, CA 94111


Independent Accountants' Report

The Board of Directors
First Republic Bank:

We have examined management's assertion that First Republic Bank (the Bank) compiled with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2001 included in the accompanying Management Assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that First Republic Bank complied with the aforementioned minimum servicing standards during year ended December 31, 2001 is fairly stated, in all material respects.


March 15, 2002

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


EX 99.2 (a)

FIRST REPUBLIC BANK (LOGO)
It's a privilege to serve you

Management Assertion

As of and for the year ended December 31, 2001, First Republic Bank (the "Bank") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $3,000,000.


James H. Herbert II                    March 15, 2002
President and Chief Executive Officer

Katherine August-deWilde               March 15, 2002
Senior Vice President and Chief Operating Officer

Willis H. Newton, Jr.                  March 15, 2002
Senior Vice President and Chief Financial Officer

Cathy Myers                            March 15, 2002
Sr. Vice President and Director of Secondary Marketing


San Francisco * Silicon Valley * Los Angeles * Beverly Hills
San Diego * Las Vegas * New York
111 PINE STREET, SAN FRANCISCO, CALIFORNIA 94111, TEL (415) 392-1400 OR
(800) 392-1400, FAX (415) 392-1413
www.firstrepublic.com * NEW YORK STOCK EXCHANGE SYMBOL: FRC * MEMBER FDIC


EX 99.3 (a)

Annual Statement of Compliance and Related Information
First Republic Bank
2510 S. Maryland Parkway
Las Vegas, NV 89109
702-792-2200


The undersigned servicing officer certifies the following:

1. I am an officer of the above-named institution, and I am authorized to issue this Officer's Certificate;

2. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if any) and FHA certificate of Mortgage Insurance (if any) with respect to each Mortgage Loan and each Mortgaged Property have been paid and all such insurance policies are in full force and effect;

3. All accrued real estate taxes, governmental assessments and any other expenses that if not paid could result in a lien or encumbrance on any Mortgaged Property have been paid, or if any such costs or expenses have not been paid in respect of any Mortgaged Property, the reason for the non-payment and the action the Servicer will take to assure payment are documented and attached hereto;

4. The officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the Servicing Agreement throughout such year, or, it there has been a default of failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status are documented and attached hereto;

5. As to each FHA and VA Loan, the Servicer has fulfilled and complied with all obligations and conditions to be fulfilled and complied with by mortgage loan servicers under FHA Regulations and VA Regulations, respectively;

6. This officer has confirmed that the Fidelity Bond and the Errors and Omissions Insurance Policy are in full force and effect and meet the requirements of the definitions of such terms;

7.      All inspections required by the Servicing Agreement have been made;

8. The outstanding balance of the servicing portfolio of the Servicer at fiscal year-end is $ ; and

9. All filings required by any taxing authority for any Mortgage Loan have been completed and delivered as required by applicable law.

Officer Signature              Date 3-28-02

Name and Title Cathy Myers