Form 10-K
period 2003-01-27
BEAR STEARNS ARM TRUST MORTGAGE PASS THROUGH CERT SER 2000 2
filed 2003-04-15
CIK 1128900

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

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

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A1                          9
             Class A2                          1
             Class B1                          1
             Class B2                          1
             Class B3                          1
             Class B4                          1
             Class B5                          1
             Class B6                          1
             Class R                           1
             Class XP                          1

             Total:                           18


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


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) First Republic Bank, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) First Republic Bank, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) First Republic Bank, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On November 06, 2002, December 09, 2002, and January 09, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





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



    Bear Stearns ARM Trust
    Mortgage Pass-Through Certificates
    Series 2000-2 Trust
    (Registrant)



  Signed:  Structured Asset Mortgage Investments Inc. as Seller


  By:   Jeffrey Mayer, President

  By: /s/  Jeffrey Mayer

  Dated: April 14, 2003

  Sarbanes-Oxley Certification


I, Jeffrey Mayer, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns ARM Trust Mortgage Pass-Through Certificates Series 2000-2 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: First Republic Bank, as Servicer and Wells Fargo Bank Minnesota, N.A. as Trustee.


      Date: April 14, 2003


       /s/ Jeffrey Mayer
      Jeffrey Mayer
      Signature


      President
      Title




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


  Ex-99.1 (a)

KPMG (logo)

Three Embarcadero Center
San Francisco, CA 94111

Independent Accountants' Report

The Board of Directors
First Republic Bank:

We have examined management's assertion that First Republic Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that First Republic Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 17, 2003

KPMG LLP. KPMG LLP, a limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.2 (a)

FIRST REPUBLIC BANK (logo)
It's a privilege to serve you

Management Assertion

As of and for the year ended December 31, 2002, First Republic Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond insurance policy in the amount of $3,000,000 for the period from January 1, 2002 to August 12, 2002 and $5,000,000 for the period from August 12, 2002 to December 31, 2002.

/s/ James H. Herbert II
James H. Herbert II                        March 17, 2003
President and Chief Executive Officer

/s/ Katherine August-deWilde               3/17/03
Katherine August-deWilde                   March 17, 2003
Executive Vice President and Chief Operation Officer

/s/ Willis H. Newton, Jr.                  3/17/03
Willis H. Newton, Jr.                      March 17, 2003
Executive Vice President and Chief Financial Officer

/s/ Cathy Myers
Cathy Myers                                March 17, 2003
Senior Vice President and Director of Secondary Marketing


San Francisco  Los Angeles  Santa Barbara  Newport Beach  San Diego  Las Vegas
New York

111 Pine Street, San Francisco, California 94111, Tel (415) 392-1400 Fax (415) 392-1413
Convenient Internet Banking at www.firstrepublic.com * New York Stock Exchange Symbol FRC * Member FDIC


  Ex-99.3 (a)


FIRST REPUBLIC BANK
It's a privilege to serve you (logo)

KPMG LLP
Three Embarcadero Center, Suite 2000
San Francisco, CA 94111

March 17, 2003

Ladies and Gentlemen:

We are providing you this letter in connection with your examination of management's assertion about First Republic Bank's (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 for the purpose of expressing an opinion as to whether management's assertion is fairly stated, in all material respects.

We confirm, to the best of our knowledge and belief, the following representations made to you during your examination:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards.

3. We have performed an evaluation of First Republic Bank's compliance with the minimum servicing standards.

4. As of and for the year ended December 31, 2002, First Republic Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

5. We have disclosed to you all known noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimum servicing standards.

7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between the end of the period addressed in management's assertion and the date of the independent accountants' report.

9. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2002.

Very truly yours,

First Republic Bank

/s/ James H. Herbert II
James H. Herbert II
President and Chief Executive Officer

/s/ Katherine August-deWilde
Katherine August-deWilde
Executive Vice President and Chief Operating Officer

/s/ Willis H. Newton, Jr.
Willis H. Newton, Jr.
Executive Vice President and Chief Financial Officer

/s/ Cathy Myers
Cathy Myers
Senior Vice President and Director of Secondary Marketing

San Francisco  Los Angeles  Santa Barbara  Newport Beach  San Diego  Las Vegas
New York

111 PINE STREET, SAN FRANCISCO, CALIFORNIA 94111. TEL (415) 392-1400 OR (800) 392-1400, FAX (415) 392-1413
CONVENIENT INTERNET BANKING AT WWW.FIRSTREPUBLIC.COM * NEW YORK STOCK EXCHANGE
SYMBOL: FRC * MEMBER FDIC


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A1                          6,642,006.06        54,989,411.82                0.00            102,227,403.44
   A2                            157,306.00         1,302,342.13                0.00              2,421,103.42
   B1                             90,090.42            64,303.31                0.00              1,715,592.12
   B2                             48,048.21            34,295.09                0.00                914,982.47
   B3                             48,048.21            34,295.09                0.00                914,982.47
   B4                             60,060.29            42,868.88                0.00              1,143,728.08
   B5                             36,036.17            25,721.34                0.00                686,236.85
   B6                             48,053.73            34,299.04                0.00                915,087.14
   R                                   0.00                 0.00                0.00                      0.00
   XP                             73,737.58                 0.00                0.00                    100.00