Form 10-K
BEAR STEARNS ARM TRUST MORTGAGE PASS THROUGH CERT SER 2000 2
filed 2004-03-30
CIK 1128900

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

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

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.



         Not applicable.




  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.




  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:

             Class A1                            10
             Class A2                             3
             Class B1                             3
             Class B2                             3
             Class B3                             3
             Class B4                             1
             Class B5                             1
             Class B6                             1
             Class R                              1
             Class XP                             1

             Total:                              27


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) First Republic Bank, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) First Republic Bank, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) First Republic Bank, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 4, 2003, December 8, 2003, and January 8, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




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

  By: /s/ Jeffrey Mayer, President

  Dated: March 30, 2004



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

Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



  I, Jeffrey Mayer, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns ARM Trust Mortgage Pass-Through Certificates,
     Series 2000-2 Trust;

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     First Republic Bank as Servicer and Wells Fargo Bank Minnesota, N.A. as Trustee.

     Date: March 30, 2004

     /s/ Jeffrey Mayer
     Signature

     President
     Title


 Ex-99.1 (a)

(Logo) KPMG

Three Embarcadero Center
San Francisco, CA 94111



Independent Accountants' Report


The Board of Directors
First Republic Bank:


We have examined management's assertion that First Republic Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003 included in the accompanying Management Assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that First Republic Bank complied with the aforementioned minimum servicing standards during the year coded
December 31, 2003 is fairly stated, in all material respects.



/s/ KPMG LLP


February 20, 2004




 Ex-99.2 (a)

First Republic Bank    (logo)
It's a privilege to serve you


KPMG LLP
Three Embarcadero Center, Suite 2000
San Francisco, CA 94111


February 20, 2004


Ladies and Gentlemen:

We are providing you this letter in connection with your examination of management's assertion about First Republic Bank's (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Associarion of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 for the purpose of expressing an opinion as to whether management's assertion is farily stated, in all material respects.

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

4. As of and for the year ended and December 31, 2003, First Republic Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

5. We have disclosed to you all known noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimim servicing standards.

7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliante with the minimum servicing standards, including communications received between the end of the period addressed in management's assertion and the date of the independent accountants' report.

9. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2003.

Very truly yours,

First Republic Bank

/s/ James H. Herbert II
James H. Herbert II
President and Chief Executive Officer


/s/ Katherine August-de Wilde
Katherine August-de Wilde
Executive Vice President and Chief Operating Officer


/s/ Willis H. Newton, Jr.
Willis H. Newton, Jr.
Executive Vice President and Chief Financial Officer


/s/ Nancy Segreto
Nancy Segreto
Vice President Loan Operations.


San Francisco  Los Angeles   Santa Barbara   San Diego   Las Vegas    New York


First Republic Bank    (logo)
It's a privilege to serve you


As of and for the year December 31, 2003, First Republic Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association Uniform Single Attestaticn Progrom for Mortgage Bankers. As of and for this same period, the Bank had in effect fidelity bond insurance policies of $25,000,000 and errors and ommissions insurance policy in the amount of $5,000,000.


/s/ James H. Herbert II
James H. Herbert II
President and Chief Executive Officer
February 20, 2004


/s/ Katherine August-de Wilde
Katherine August-de Wilde
Executive Vice President and Chief Operating Officer
February 20, 2004


/s/ Willis H. Newton, Jr.
Willis H. Newton, Jr.
Executive Vice President and Chief Financial Officer
February 20, 2004


/s/ Nancy Segreto
Nancy Segreto
Vice President Loan Operations.
February 20, 2004


San Francisco  Los Angeles   Santa Barbara   San Diego   Las Vegas    New York












 Ex-99.3 (a)

Exhibit "A"


Wel1s Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

R.E: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the follow1ng for the 2003 fisca1 year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:
/s/ Nancy Segreto
Nancy Segreto, Officer

Title: Vice President

Date: 3/18/04





  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A1                             3,698,450.47         37,455,482.89                 0.00              64,771,920.54
   A2                                87,592.27            887,077.18                 0.00               1,534,026.23
   B1                                67,909.85            355,584.13                 0.00               1,360,007.99
   B2                                36,218.58            189,644.86                 0.00                 725,337.59
   B3                                36,218.58            189,644.86                 0.00                 725,337.59
   B4                                45,273.23            237,056.09                 0.00                 906,671.99
   B5                                27,163.94            142,233.64                 0.00                 544,003.20
   B6                                36,222.75            189,666.56                 0.00                 725,420.57
   R                                      0.00                  0.00                 0.00                       0.00
   XP                                53,416.90                  0.00                 0.00                     100.00